Form 10QSB
period 1995-03-31
TLM CORP
filed 1995-05-12
CIK 96959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or

/ /  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from      to      .
                                                        ------  ------

Commission file number 0-5634.

                                 TLM CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             NEVADA                                               87-0263297
- -------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             630 Fifth Avenue, Suite 3201, New York, New York, 10020
             -------------------------------------------------------
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 757-5600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x     No
     ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

336,557 shares of Common Stock, par value $.01 per share, outstanding as of March 31, 1995.

                                Page 1 of 8 Pages

                             There are no Exhibits.

                       TLM CORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                                 March 31, 1995

PART  I - FINANCIAL INFORMATION

                                                                               Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                           Number
                                                                              ------
         Consolidated Balance Sheet at March 31, 1995 ......................   3

         Consolidated Statements of Operations for the
                  Three Months ended March 31, 1995 and  1994 ..............   4

         Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 1995 and 1994 .......   5

         Notes to Consolidated Financial Statements ........................   6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............   7

PART II - OTHER INFORMATION ................................................   8

         ITEM 1.  LEGAL PROCEEDINGS ........................................   8

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................   8

         SIGNATURES.........................................................   9

                         TLM Corporation and Subsidiary

                           Consolidated Balance Sheet

                                 March 31, 1995

                                  (Unaudited)

ASSETS
Current Assets:
  Cash                                                                 $157,242
  Other current assets                                                    7,598
                                                                     ----------
Total current assets                                                    164,840

Building at cost, net of accumulated
  depreciation of $23,607                                               655,399
Goodwill, net of accumulated
  amortization of $548                                                   15,299
                                                                     ----------
Total Assets                                                           $835,538
                                                                     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $13,606
                                                                     ----------
Total current liabilities                                                13,606
                                                                     ----------
Long-term note payable - related party,
  net of unamortized discount of $62,808                                477,192
Deferred tax effect of basis difference
  arising on acquisition                                                 20,690

Shareholders' equity:
  Preferred stock, $.01 par value;  authorized
    20,000,000 shares; no shares issued                                      --
  Common stock, $.01 par value; authorized
    20,000,000 shares; outstanding 336,557 shares                         3,366
  Additional paid-capital                                             1,586,568
  Retained deficit                                                   (1,265,884)
                                                                     ----------
Total shareholders' equity                                              324,050
                                                                     ----------
Total liabilities and shareholders' equity                             $835,538
                                                                     ==========

          See accompanying notes to consolidated financial statements

                        TLM Corporation and Subsidiary

                     Consolidated Statements of Operations

                                  (Unaudited)

                                               Three months ended March 31, 1995
                                               ---------------------------------
                                                      1995                 1994
                                                      ----                 ----
Income:
    Rental income                                    $32,250              $  --
    Interest and dividend                              2,918               2,202
    Gain on sale of marketable securities              5,542                 --
                                                     -------              ------
                                                      40,710               2,202
                                                     -------              ------

Expenses:
    General and administrative                        16,376                 250
    Depreciation and amortization                      6,948                 --
    Interest expense                                  11,636                 --
                                                     -------              ------
                                                      34,960                 250
                                                     -------              ------

Income before taxes                                    5,750               1,952
Income tax expense                                     1,431                 --
                                                     -------              ------
Net income                                           $ 4,319              $1,952
                                                     =======              ======
Income per share                                     $  0.01              $ 0.01
                                                     =======              ======



          See accompanying notes to consolidated financial statements

                         TLM Corporation and Subsidiary

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                                      Three months ended March 31,
                                                      ----------------------------
                                                            1995          1994
                                                            ----          ----
Net cash (used in) provided by operating activities      $  (1,431)    $   2,008

Cash flows used in investing activities:
  Purchase of marketable securities                       (635,389)          --
  Proceeds from sale of marketable securities              640,931           --
                                                         ---------     ---------
Net cash used in investing activities                        5,542           --
                                                         ---------     ---------

Cash flows used in financing activities:
  Repurchase of common stock                                   (47)         (659)
                                                         ---------     ---------
Net cash used in financing activities                          (47)         (659)
                                                         ---------     ---------


Net (decrease) increase in cash and cash equivalents         4,064         1,349
Cash and cash equivalents, beginning of quarter            153,178       316,517
                                                         ---------     ---------
Cash and cash equivalents, end of quarter                $ 157,242     $ 317,866
                                                         =========     =========


Supplemental disclosure of cash flow information:
  Income taxes paid, net                                 $   1,000     $     --
                                                         =========     =========
  Interest paid                                          $  23,375     $     --
                                                         =========     =========




          See accompanying notes to consolidated financial statements

                         TLM Corporation and Subsidiary

                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

The consolidated financial statements include the accounts of TLM Corporation (the "Company") and its subsidiary. All significant intercompany items and transactions have been eliminated.

The accompanying condensed financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.

2.       PER SHARE DATA

Income per common share is based on the weighted average number of common shares outstanding during the year. The number of shares used in determining per share amounts was 336,606 and 352,048 for the quarters ended March 31, 1995 and 1994 respectively.

3.       MARKETABLE EQUITY SECURITIES

Unrealized gains and losses on marketable securities are charged to operations. Cost is determined on the weighted average cost method. Dividends and interest are accrued as earned. Marketable debt securities are carried at amortized cost, unless there is an impairment in value considered to be other than temporary, in which case the securities are recorded at their estimated realizable value.

4.       DEPRECIATION AND AMORTIZATION

Depreciation is being computed on the straight-line method over twenty-five years, the estimated useful life of the building. Amortization of goodwill is computed on the straight line method over twenty-five years. Debt discount is amortized under the effective interest method.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

         The Company's main sources of revenue are income from the rental of the Nashville, Tennessee office building and the investment of its liquid assets in money market, government, equity, debt or other securities.

         The Company's income, general and administrative expenses, depreciation and amortization, and interest expense for the quarter ended March 31, 1995 are not comparable to the quarter ended March 31, 1994 due to the acquisition of Eimar Realty Corporation ("Eimar") and the issuance of the promissory note to effect such acquisition. During the three months ended March 31, 1995, income increased to approximately $41,000, due to the acquisition of Eimar in May of 1994, which resulted in the recognition of three months of rental income on Eimar's office building. The increase in general and administrative expenses is primarily attributed to director fees and other operational expenses. During the quarter ended March 31, 1994, Price Communications Corporation paid these expenses.

         Net income for the year ended December 31, 1994 was approximately $4,319 as compared to $1,952 for the year ended December 31, 1993.

CASH FLOW

         For the three months ended March 31, 1995, the Company's principal source of cash flow was the receipt of rental revenue and TLM's investing activities. The principal use of cash flow during this period was the Company's investing activities including the purchase of marketable equity securities. For the comparable period during 1994, the Company's principal source and use of cash flow was its operating activities.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $157,000 of cash and cash equivalents at March 31, 1995. The Company had net working capital of approximately $151,000 at March 31, 1995.

         On April 21, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 50,000 shares of its Common Stock out of funds legally available therefor in addition to previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so and believed to be in the best interests of its shareholders. The Company repurchased approximately 93 shares of its Common Stock during the three months ended March 31, 1995.

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           None.

                  (b)      Reports on Form 8-K.

                           On April 6, 1995, the Company filed a Form 8-K to report an event of March 29, 1995. The report included an Item 4 discussion of the dismissal of KPMG Peat Marwick LLP as TLM Corporation's principal accountant responsible for the audit of the Company's financial statements.

                           On April 17, 1995, the Company filed a Form 8-K/A to report an event of March 29, 1995. The report included an Item 4 discussion of the dismissal of KPMG Peat Marwick LLP as TLM Corporation's principal accountant responsible for the audit of the Company's financial statements.

                           On April 21, 1995 the Company filed a form 8-K/A to report an event of October 6, 1994. The report included an Item 304 discussion of the dismissal of Ernst & Young LLP as TLM Corporation's principal accountant responsible for the audit of the Company's financial statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TLM  CORPORATION

Dated:   May 11, 1995               By /s/ Robert Price
                                      ----------------------------
                                    Robert Price
                                    Director and President
                                    (Principal Executive  Officer)

Dated:   May 11, 1995               By /s/ Kim I. Pressman
                                      ----------------------------
                                    Kim I. Pressman
                                    Director and Chairman,
                                    Vice President and Treasurer
                                    (Principal Accounting and Financial Officer)