Form 10QSB
period 1995-06-30
TLM CORP
filed 1995-08-08
CIK 96959

                                   Form 10-QSB

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995 or

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from            to
                   .

Commission file number 0-5634.

                                 TLM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)

             NEVADA                                              87-0263297
-------------------------------                              -------------------
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

                                 (212) 757-5600
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x     No
     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

295,831 shares of Common Stock, par value $.01 per share, outstanding as of July 31, 1995.

                               Page 1 of 11 Pages
                             There are no Exhibits.

                         TLM CORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                                  June 30, 1995


PART  I - FINANCIAL INFORMATION

                                                                                            Page
         ITEM 1. FINANCIAL STATEMENTS  (UNAUDITED)                                         Number
                                                                                           ------

         Consolidated Balance Sheet at June 30, 1995.......................................   3

         Consolidated Statements of Operations for the Six and
                 Three Months ended June 30, 1995 and 1994.................................   4-5

         Condensed Consolidated Statements of Cash Flows
                 for the Six Months ended June 30, 1995 and 1994...........................   6

         Notes to Consolidated Financial Statements........................................   7

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... ........   8-9

PART II - OTHER INFORMATION................................................................   10

         ITEM 1. LEGAL PROCEEDINGS.........................................................   10

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................   10

         SIGNATURES........................................................................   11


                         TLM CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 June 30, 1995

                                  (Unaudited)

ASSETS
Current Assets:
  Cash                                                 $   125,126
  Other current assets                                      11,224
                                                       -----------
Total current assets                                       136,350

Building at cost, net of accumulated
  depreciation of $30,397                                  648,609
Goodwill, net of accumulated
  amortization of $706                                      15,141
                                                       -----------
Total assets                                           $   800,100
                                                       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                $    19,003
                                                       -----------
Total current liabilities                                   19,003
                                                       -----------
Long-term note payable - related party,
  net of unamortized discount of $58,570                   481,430
Deferred tax effect of basis difference
  arising on acquisition                                    22,121

Shareholders' Equity:
  Preferred stock, $.01 par value;  authorized
    20,000,000 shares; no shares issued                       --
  Common stock, $.01 par value; authorized
    20,000,000 shares; outstanding 295,831 shares            2,958
  Additional paid-in capital                             1,536,095
  Retained deficit                                      (1,261,507)
                                                       -----------
Total shareholders' equity                                 277,546
                                                       -----------
Total liabilities and shareholders' equity             $   800,100
                                                       ===========


          See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                             Six months ended June 30,
                                             -------------------------
                                                 1995         1994
                                                 ----         ----
Income:
    Rental income                              $64,500        8,937
    Interest and dividends                       4,429        2,743
    Gain on sale of marketable securities        8,201        7,913
                                               -------      -------
                                                77,130       19,593
                                               -------      -------

Expenses:
    General and administrative expenses         28,823       11,690
    Depreciation and amortization               13,896        3,360
    Interest expense                            22,853        3,032
                                               -------      -------
                                                65,572       18,082
                                               -------      -------

Income before taxes                             11,558        1,511
Income tax expense                               2,862         --
                                               -------      -------
Net income                                     $ 8,696      $ 1,511
                                               =======      =======

Income per share                               $  0.03      $  --
                                               =======      =======


          See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                            Three months ended June 30,
                                            ---------------------------
                                                 1995          1994
                                                 ----          ----
Income:
    Rental income                              $32,250         8,937
    Interest and dividends                       1,511           541
    Gain on sale of marketable securities        2,659         7,913
                                               -------      --------
                                                36,420        17,391
                                               -------      --------

Expenses:
    General and administrative expenses         12,447        11,440
    Depreciation and amortization                6,948         3,360
    Interest expense                            11,217         3,032
                                               -------      --------
                                                30,612        17,832
                                               -------      --------

Income (loss) before taxes                       5,808          (441)
Income tax expense                               1,431          --
                                               -------      --------

Net income (loss)                              $ 4,377      $   (441)
                                               =======      ========

Income (loss) per share                        $  0.01      $   --
                                               =======      ========


          See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                      Six months ended June 30,
                                                                                      -------------------------
                                                                                         1995            1994
                                                                                         ----            ----

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           $    14,702       $      47

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of marketable securities                                                  (1,114,736)       (281,571)
  Proceeds from sale of marketable securities                                         1,122,937         289,484
  Investment in business, net                                                               --         (275,000)
                                                                                    -----------        ---------
Net cash provided by (used in) investing activities                                       8,201        (267,087)
                                                                                    -----------        ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchase of common stock                                                            (50,955)        (10,430)
                                                                                    -----------       ---------
Net cash used in financing activities                                                   (50,955)        (10,430)
                                                                                    -----------       ---------

Net decrease in cash and cash equivalents                                               (28,052)       (277,470)
Cash and cash equivalents, beginning of period                                          153,178         377,263
                                                                                    -----------       ---------
Cash and cash equivalents, end of period                                            $   125,126       $  99,793
                                                                                    ===========       =========


Supplemental disclosure of cash flow information:
  Income taxes paid, net                                                            $     1,000        $     --
                                                                                    ===========        ========
  Interest paid                                                                     $    13,426        $     --
                                                                                    ===========        ========


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

The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The results of operations for any interim period are not necessarily indicative of the results for a full year.


2.       PER SHARE DATA

Income per common share is based on income for the period divided by the weighted average number of common shares outstanding during the year, which was approximately 322,000 and 329,000 for the six and three months ended June 30, 1995 and 345,000 and 350,000 for the six and three months ended June 30, 1994.


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

4.       DEPRECIATION AND AMORTIZATION

Depreciation is being computed on the straight-line method over twenty-five years, the estimated useful life of the Company's building. Amortization of goodwill is computed on the straight line method over twenty-five years. Debt discount is amortized under the effective interest method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         The Company's main sources of revenue are income from the rental of the Nashville, Tennessee office building and the investment of its liquid assets in money market, government, equity, debt or other securities.

         The Company's income, general and administrative expenses, depreciation and amortization, and interest expense for the six and three months ended June 30, 1995 are not comparable to the six and three months ended June 30, 1994 due to the acquisition of Eimar Realty Corporation ("Eimar") and the issuance of the promissory note to effect such acquisition.

THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE MONTHS ENDED JUNE 30, 1994

During the three months ended June 30, 1995, income increased to approximately $36,000, due to the acquisition of Eimar in May of 1994, which resulted in the recognition of three months of rental income from Eimar's office building in 1995. This increase was partially offset by a decline in the gain of the sale of marketable securities primarily due to the reduction in available cash. During 1995, general and administrative expenses are primarily composed of directors' fees and other operating expenses. For 1994, general and administrative expenses consisted primarily of operating expenses of the building, which are now borne by the lessee of the building.

Net income for the three months ended June 30, 1995 was $4,377 as compared to a loss of $441 for the three months ended June 30, 1994.

SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO SIX MONTHS ENDED JUNE 30, 1994

During the six months ended June 30, 1995 income increased to approximately $77,000 due to the acquisition of Eimar in May of 1994, which resulted in six months of rental income from the Eimar's office building compared to approximately two months of rental income for the same period in 1994. General and administrative expenses increased by approximately $17,000 primarily attributable to directors' fees and other operating expenses. The increase in depreciation and amortization is due to the inclusion of six months of depreciation and amortization of intangibles associated with the acquisition of Eimar during May of 1994. Additionally, interest expense increased by approximately $19,000 since the Company had little or no debt outstanding during most of the six months ended June 30, 1994.

Net income for the six months ended June 30, 1995 was $8,696 as compared to $1,511 for the six months ended June 30, 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

CASH FLOW

         For the six and three months ended June 30, 1995, the Company's principal sources of cash flow was the receipt of rental revenue and TLM's investing activities. The principal use of cash flow during this period was the Company's investing activities including the purchase of marketable equity securities. For the comparable periods during 1994, the Company's principal source and use of cash flow was its investing activities.


LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $125,000 of cash and cash equivalents at June 30, 1995. The Company had net working capital of approximately $117,000 at June 30, 1995.

         On April 21, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 50,000 shares of its Common Stock out of funds legally available therefor in addition to previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so and believed to be in the best interests of its shareholders. The Company repurchased approximately 40,819 shares of its Common Stock during the six months ended June 30, 1995.

           [The remainder of this page was left blank intentionally.]

         PART II - OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

                 None.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)      Exhibits:

                          None.

                 (b)      Reports on Form 8-K.

                          On April 5, 1995, the Company filed a Form 8-K to report an event of March 29, 1995. The report included an Item 4 discussion of the dismissal of KPMG Peat Marwick LLP as TLM Corporation's principal accountant responsible for the audit of the Company's financial statements.

                          On April 17, 1995, the Company filed a Form 8-K/A to report an event of March 29, 1995. The report included an Item 4 discussion of the dismissal of KPMG Peat Marwick LLP as TLM Corporation's principal accountant responsible for the audit of the Company's financial statements and the appointment of Arthur Andersen LLP as its new principal accountant.

                          On April 21, 1995, the Company filed a form 8-K/A to report an event of October 6, 1994. The report included an Item 304 discussion of the dismissal of Ernst & Young LLP as TLM Corporation's principal accountant responsible for the audit of the Company's financial statements.

                          On May 31, 1995, the Company filed a Form 8-K/A2 to report an event on March 29, 1995. The report included an Item 304 discussion of the resignation of KPMG Peat Marwick a TLM Corporation's principal accountant responsible for the audit of the Company's financial statements and the appointment of Arthur Andersen LLP as its new principal accountant.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             TLM  CORPORATION

Dated:           August 8, 1995                   By    /s/ Robert Price
                                                     ----------------------

                                             Robert Price
                                             Director and President
                                             (Principal Executive Officer)

Dated:           August 8, 1995                   By    /s/ Kim I. Pressman
                                                     ----------------------

                                             Kim I. Pressman
                                             Director and Chairman,
                                             Vice President and Treasurer
                                             (Principal Accounting and
                                             Financial Officer)

                                EXHIBIT INDEX

Exhibit No.                     Description                        Page No.
----------                      -----------                        -------
EX-27                           Financial Data Schedule