Form 10QSB
period 1995-09-30
TLM CORP
filed 1995-11-14
CIK 96959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

/ x / Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995 or

/   /    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from       to        .
                                                             ------   ------

Commission file number 0-5634.

                                 TLM CORPORATION
             (Exact name of registrant as specified in its Charter)

                 NEVADA                                 87-0263297
(State or other jurisdiction of                      (I.R.S.  Employer
incorporation or organization)                       Identification No.)

             630 Fifth Avenue, Suite 3201, New York, New York, 10020
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (212) 757-5600
              (Registrant's telephone number, including area code)

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

287,921 shares of Common Stock, par value $.01 per share, outstanding as of November 1, 1995.

                               Page 1 of 10 Pages
                             There are no Exhibits.

                         TLM CORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                               September 30, 1995


PART  I - FINANCIAL INFORMATION
          ---------------------
                                                                                        Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                                    Number
                  ---------------------------------                                    ------
         Consolidated Balance Sheet at September 30, 1995.............................    3

         Consolidated Statements of Operations for the Nine
                  Months ended September 30, 1995 and  1994...........................    4

         Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended September 30, 1995 and 1994...............    5

         Notes to Consolidated Financial Statements...................................    6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................  7-8
                  ---------------------------------------------

PART II - OTHER INFORMATION...........................................................    9
          -----------------

         ITEM 1.  LEGAL PROCEEDINGS...................................................    9
                  -----------------

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K....................................    9
                  --------------------------------

         SIGNATURES...................................................................   10

                         TLM CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               September 30, 1995

                                   (Unaudited)


ASSETS
Current Assets:
  Cash                                              $   241,206
  Other current assets                                   11,225
                                                    -----------
Total current assets                                    252,431

Building at cost, net of accumulated
  depreciation of $37,187                               641,819
Goodwill, net of accumulated
  amortization of $864                                   14,983
                                                    -----------
Total assets                                        $   909,233
                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses             $    29,320
                                                    -----------
Total current liabilities                                29,320
                                                    -----------
Long-term note payable - related party,
  net of unamortized discount of $54,303                485,697
Deferred tax effect of basis difference
  arising on acquisition                                 23,454

Shareholders' Equity:
  Preferred stock, $.01 par value;  authorized
    20,000,000 shares; no shares issued                    --
  Common stock, $.01 par value; authorized
    20,000,000 shares; outstanding 287,979 shares         2,880
  Additional paid-in capital                          1,525,495
  Retained deficit                                   (1,157,613)
                                                    -----------
Total shareholders' equity                              370,762
                                                    -----------
Total liabilities and shareholders' equity          $   909,233
                                                    ===========


           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                   -------------------
                                                     1995       1994
                                                   --------   --------
Income:
    Rental income                                  $ 96,750   $ 41,187
    Interest and dividends                            6,640      2,978
    Gain (loss) on sale of marketable securities      5,598      7,913
    Other income                                    150,000       --
                                                   -------------------
                                                    258,988     52,078
                                                   -------------------
Expenses:
    General and administrative expenses              70,883     19,143
    Depreciation and amortization                    20,844     10,826
    Interest expense                                 34,175      9,782
                                                   -------------------
                                                    125,902     39,751
                                                   -------------------

Income before taxes                                 133,086     12,327
Income tax expense                                   20,496      1,710
                                                   -------------------
Net income                                         $112,590   $ 10,617
                                                   ===================

Income per share                                   $   0.36   $   0.03
                                                   ===================


           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)



                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         --------------------------
                                                            1995            1994
                                                         -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $   144,036    $    99,036

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Purchase of marketable securities                       (1,552,050)      (445,737)
  Proceeds from sale of marketable securities              1,557,648        289,484
  Investment in business, net                                   --         (275,000)
                                                         -----------    -----------
Net cash provided by (used in) investing activities            5,598       (431,253)
                                                         -----------    -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchase of common stock                                 (61,606)       (10,732)
                                                         -----------    -----------
Net cash used in financing activities                        (61,606)       (10,732)
                                                         -----------    -----------

Net increase (decrease) in cash and cash equivalents          88,028       (342,949)
Cash and cash equivalents, beginning of period               153,178        377,263
                                                         -----------    -----------
Cash and cash equivalents, end of period                 $   241,206    $    34,314
                                                         ===========    ===========


Supplemental disclosure of cash flow information:
  Income taxes paid, net                                 $     1,000          1,710
                                                         ===========    ===========
  Interest paid                                          $    36,912    $      --
                                                         ===========    ===========



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

2.       PER SHARE DATA

Income per common share is based on income for the period divided by the weighted average number of common shares outstanding during the year, which was approximately 317,000 for the nine months ended September 30, 1995 and 348,000 for the nine months ended September 30, 1994.

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

5.       RECENT DEVELOPMENTS - OTHER INCOME

The Company received a payment of $150,000 for consulting services performed by the Company that is included in the statement of operations in other income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's main sources of revenue are income from the rental of the Nashville, Tennessee office building and the investment of its liquid assets in money market, government, equity, debt or other securities.

         The Company's income, general and administrative expenses, depreciation and amortization, and interest expense for the nine and three months ended September 30, 1995 are not comparable to the nine and three months ended September 30, 1994 due to the acquisition of Eimar Realty Corporation ("Eimar") and the issuance of the promissory note to effect such acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

         During the nine months ended September 30, 1995 income increased to approximately $259,000 due to the acquisition of Eimar in May of 1994, which resulted in nine months of rental income from the Eimar's office building compared to approximately five months of rental income for the same period in 1994 and a payment of $150,000 for consulting fees included in other income. General and administrative expenses increased by approximately $52,000 primarily attributable to directors' fees and other operating expenses. The increase in depreciation and amortization is due to the inclusion of nine months of depreciation and amortization of intangibles associated with the acquisition of Eimar during May of 1994. Additionally, interest expense increased by approximately $24,000 since the Company had little or no debt outstanding during much of the nine months ended September 30, 1994.

Net income for the nine months ended September 30, 1995 was approximately $113,000 as compared to $11,000 for the nine months ended September 30, 1994.

CASH FLOW

         For the nine months ended September 30, 1995, the Company's principal sources of cash flow were the receipt of rental and consulting revenue and TLM's investing activities. The principal use of cash flow during this period was the Company's investing activities including the purchase of marketable equity securities. For the comparable periods during 1994, the Company's principal source and use of cash flow was its investing activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $241,000 of cash and cash equivalents at September 30, 1995. The Company had net working capital of approximately $223,000 at September 30, 1995.

         On April 21, 1994, the Company's Board of Directors authorized the repurchase by the Company of up to 50,000 shares of its Common Stock out of funds legally available therefor in addition to previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so and believed to be in the best interests of its shareholders. The Company repurchased approximately 49,000 shares of its Common Stock during the nine months ended September 30, 1995.

           [The remainder of this page was left blank intentionally.]

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits:

                           None.

                  (b)      Reports on Form 8-K.

                           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TLM  CORPORATION

Dated: November 13, 1995            By    /s/    Robert Price
                                         ------------------------------

                                    Robert Price
                                    Director and President
                                    (Principal Executive Officer)

Dated: November 13, 1995            By    /s/    Kim I. Pressman
                                         ------------------------------

                                    Kim I. Pressman
                                    Director and Chairman,
                                    Vice President and Treasurer
                                    (Principal Accounting and Financial Officer)

                                EXHIBIT INDEX



                     Exhibit 27 - Financial Data Schedule