Form 10QSB
period 1996-03-31
TLM CORP
filed 1996-05-14
CIK 96959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended March 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from            to           .
                                               ----------    ----------
Commission file number 0-5634.

                                 TLM CORPORATION
             (Exact name of registrant as specified in its charter)

                      NEVADA                           87-0263297
         (State or other jurisdiction of            (I.R.S.  Employer
          incorporation or organization)           Identification No.)

             630 Fifth Avenue, Suite 3201, New York, New York, 10020
                    (Address of Principal Executive Offices)

                                 (212) 757-5600
                         (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x     No
    -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

270,907 shares of Common Stock, par value $.01 per share, outstanding as of May 1, 1996.

                         TLM CORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                                 March 31, 1996

PART  I - FINANCIAL INFORMATION

                                                                                   Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                               Number
                                                                                  ------
         Consolidated Balance Sheet at March 31, 1996.........................       3

         Consolidated Statements of Operations for the Three
                  Months ended March 31, 1996 and  1995.......................       4

         Condensed Consolidated Statements of Cash Flows
                  for the Three Months ended March 31, 1996 and 1995..........       5

         Notes to Consolidated Financial Statements...........................       6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............       7

PART II - OTHER INFORMATION...................................................       8

         ITEM 1.  LEGAL PROCEEDINGS...........................................       8

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................       8

         SIGNATURES...........................................................       9

                         TLM CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 March 31, 1996

                                   (Unaudited)

ASSETS
Current Assets:
    Cash                                                          $   269,825
    Other current assets                                                2,823
                                                                  -----------
       Total current assets                                           272,648

  Building at cost, net of accumulated
    depreciation of $50,767                                           628,239
  Goodwill, net of accumulated
    amortization of $1,180                                             14,667
                                                                  -----------
       Total assets                                               $   915,554
                                                                  ===========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable and accrued expenses                         $    31,785
                                                                  -----------
       Total current liabilities                                       31,785
                                                                  -----------

  Long-term note payable - related party,
    net of unamortized discount of $45,322                            494,678
  Net deferred tax liability                                           27,727

  Shareholders' Equity:
    Preferred stock, $.01 par value;  authorized
      20,000,000 shares; no shares issued                                --
    Common stock, $.01 par value; authorized
      20,000,000 shares; outstanding 270,907 shares                     2,709
    Additional paid-in capital                                      1,503,197
    Retained deficit                                               (1,144,542)
                                                                  -----------
       Total shareholders' equity                                     361,364
                                                                  -----------
       Total liabilities and shareholders' equity                 $   915,554
                                                                  ===========

           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                              Three months
                                                             ended March 31,
                                                          --------------------
                                                            1996         1995
                                                            ----         ----
Income:
      Rental income                                       $32,250      $32,250
      Interest and dividends                                2,967        2,918
      Gain on sale of marketable securities                 7,887        5,542
                                                          -------      -------
                                                           43,104       40,710
                                                          -------      -------

  Expenses:
      General and administrative expenses                   8,085       16,376
      Depreciation and amortization                         6,948        6,948
      Interest expense                                     11,633       11,636
                                                          -------      -------
                                                           26,666       34,960
                                                          -------      -------

  Income before taxes                                      16,438        5,750
  Income tax expense                                        1,400        1,431
                                                          -------      -------
  Net income                                              $15,038      $ 4,319
                                                          =======      =======

  Income per share                                        $  0.05      $  0.01
                                                          =======      =======

           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            Three months
                                                           ended March 31,
                                                       ----------------------
                                                          1996         1995
                                                          ----         ----
  NET CASH PROVIDED BY OPERATING ACTIVITIES            $  36,265    $   4,111


  CASH FLOWS USED IN FINANCING ACTIVITIES:
    Repurchase of common stock                           (22,468)         (47)
                                                       ---------    ---------
  Net cash used in financing activities                  (22,468)         (47)
                                                       ---------    ---------


  Net increase in cash and cash equivalents               13,797        4,064
  Cash and cash equivalents, beginning of period         256,028      153,178
                                                       ---------    ---------
  Cash and cash equivalents, end of period             $ 269,825    $ 157,242
                                                       =========    =========



  Supplemental disclosure of cash flow information:
    Income taxes paid, net                             $    --      $   1,000
                                                       =========    =========
    Interest paid                                      $    --      $  23,375
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

2.       PER SHARE DATA

Income per common share is based on income for the period divided by the weighted average number of common shares outstanding during the year, which was approximately 283,705 for the three months ended March 31, 1996 and 336,606 for the three months ended March 31, 1995.

           [The remainder of this page was left blank intentionally.]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's main sources of revenue are income from the rental of the Nashville, Tennessee office building and the investment of its liquid assets in money market, government, equity, debt or other securities.

         The Company's income, depreciation and amortization, and interest expense for the quarter ended March 31, 1996 are comparable to the quarter ended March 31, 1995. General and administrative expenses decreased by approximately 51% to $8,085 for the quarter ended March 31, 1996 reflecting lower insurance costs as compared with last year's first quarter.

         Net income for the three months ended March 31, 1996 was approximately $15,038 as compared to $4,319 for the three months ended March 31, 1995. Net income per share was $0.05 and $0.01 for the three months ended March 31, 1996 and 1995, respectively.

CASH FLOW

         For both quarters ended March 31, 1996 and 1995, the Company's principal source and use of cash flow was from operating activities, primarily for the purchase and sale of marketable equity securities and rental income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $270,000 of cash and cash equivalents at March 31, 1996. The Company had net working capital of approximately $241,000 at March 31, 1996.

         During July 1993, the Company's Board of Directors authorized the repurchase by the Company of odd lot shares of its Common Stock out of funds legally available therefor in addition to shares purchased under previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so and believed to be in the best interests of its shareholders. The Company repurchased approximately 17,000 shares of its Common Stock during the quarter ended March 31, 1996.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)      Exhibits:

                   (27)     Financial data schedule

          (b)      Reports on Form 8-K.

                   None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 TLM  CORPORATION

Dated:        May 10, 1996       By    /s/ Robert Price
                                      --------------------
                                 Robert Price
                                 Director and President
                                 (Principal Executive  Officer)

Dated:        May 10, 1996       By    /s/ Kim I. Pressman
                                      --------------------
                                 Kim I. Pressman
                                 Director and Chairman,
                                 Vice President and Treasurer
                                 (Principal Accounting and Financial Officer)