Form 10QSB
period 1996-06-30
TLM CORP
filed 1996-07-31
CIK 96959

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

/x/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
                               to                       .
         ----------------------   ----------------------

Commission file number 0-5634.


                               TLM CORPORATION
          ---------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              NEVADA                                   87-0263297
- -------------------------------           ------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                  Identification No.)


           630 Fifth Avenue, Suite 3201, New York, New York, 10020
           -------------------------------------------------------
                   (Address of Principal Executive Offices)


                                (212) 757-5600
                                --------------
                       (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    x     No
   -------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

269,089 shares of Common Stock, par value $.01 per share, outstanding as of July 22, 1996.

                         TLM CORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB
                                 June 30, 1996



PART  I - FINANCIAL INFORMATION
          ---------------------
                                                                           Page
         ITEM 1. FINANCIAL STATEMENTS  (UNAUDITED)                        Number
                 ---------------------------------                       -------

         Consolidated Balance Sheet at June 30, 1996...................      3

         Consolidated Statements of Operations for the Three and Six
                 Months Ended June 30, 1996 and  1995..................      4

         Condensed Consolidated Statements of Cash Flows
                 for the Six Months Ended June 30, 1996 and 1995.......      5

         Notes to Consolidated Financial Statements....................      6

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........      7
                 ---------------------------------------------

PART II - OTHER INFORMATION
          -----------------

         ITEM 1. LEGAL PROCEEDINGS.....................................      8
                 -----------------

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................      8
                 --------------------------------

         SIGNATURES....................................................      9

                         TLM CORPORATION AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 June 30, 1996

                                  (Unaudited)



ASSETS
Current Assets:
  Cash                                                              $   261,815
  Other current assets                                                    2,823
                                                                   -------------
     Total current assets                                               264,638
                                                                   -------------
Building at cost, net of accumulated
  depreciation of $57,557                                               621,449
Goodwill, net of accumulated
  amortization of $1,338                                                 14,509
                                                                   -------------
     Total assets                                                   $   900,596
                                                                   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                             $    14,435
                                                                   -------------
     Total current liabilities                                           14,435
                                                                   -------------

Long-term note payable - related party,
  net of unamortized discount of $40,323                                499,677
Net deferred tax liability                                               29,128

Shareholders' Equity:
  Preferred stock, $.01 par value;  authorized
    20,000,000 shares; no shares issued                                       -
  Common stock, $.01 par value; authorized
    20,000,000 shares; outstanding 269,651 shares                         2,697
  Additional paid-in capital                                          1,501,953
  Retained deficit                                                   (1,147,294)
                                                                   -------------
     Total shareholders' equity                                         357,356
                                                                   -------------
     Total liabilities and shareholders' equity                     $   900,596
                                                                   =============

           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                     THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                    -----------------------------     ----------------------------
                                                         1996           1995             1996             1995
                                                         ----           ----             ----             ----
Income:
    Rental income                                      $ 32,250       $ 32,250           $64,500          $64,500
    Interest and dividends                                2,750          1,511             5,717            4,429
    Gain on sale of marketable securities                     0          2,659             7,887            8,201
                                                       ---------      ---------          --------         --------
                                                         35,000         36,420            78,104           77,130
                                                       ---------      ---------          --------         --------

Expenses:
    General and administrative expenses                  17,655         12,447            25,740           28,823
    Depreciation and amortization                         6,948          6,948            13,896           13,896
    Interest expense                                     11,749         11,217            23,382           22,853
                                                       ---------      ---------          --------         --------
                                                         36,352         30,612            63,018           65,572
                                                       ---------      ---------          --------         --------

Income before taxes                                      (1,352)         5,808            15,086           11,558
Income tax expense                                        1,400          1,431             2,800            2,862
                                                       ---------      ---------          --------         --------
Net (loss) income                                      $ (2,752)      $  4,377           $12,286          $ 8,696
                                                       =========      =========          ========         ========

(Loss) income per share                                $  (0.01)      $   0.01           $  0.04          $  0.03
                                                       =========      =========          ========         ========



          See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                             Six months ended June 30,
                                                            ---------------------------
                                                                1996            1995
                                                                ----            ----
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $ 29,511        $ 22,903


CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchase of common stock                                   (23,724)        (50,955)
                                                              ---------       ---------
Net cash used in financing activities                          (23,724)        (50,955)
                                                              ---------       ---------


Net increase in cash and cash equivalents                        5,787         (28,052)
Cash and cash equivalents, beginning of period                 256,028         153,178
                                                              ---------       ---------
Cash and cash equivalents, end of period                      $261,815        $125,126
                                                              =========       =========




Supplemental disclosure of cash flow information:
  Income taxes paid, net                                      $      -        $  1,000
                                                              =========       =========
  Interest paid                                               $ 13,500        $ 13,426
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

2.       PER SHARE DATA

Income per common share is based on income for the period divided by the weighted average number of common shares outstanding during the year, which was approximately 271,000 and 277,000 for the three and six months ended June 30, 1996, and 329,000 and 322,000 for the three and six months ended June 30, 1995.





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

         The Company's income, depreciation and amortization, and interest expense for the three and six months ended June 30, 1996 are comparable to the corresponding periods last year. General and administrative expenses increased by approximately 42% to $17,655 for the quarter ended June 30, 1996 compared
with last year's second quarter, reflecting increased accounting fees.   In the
six months ended June 30, 1996, the increase in accounting fees was partially offset by lower insurance costs as compared with the six months ended June 30, 1995.

         The Company had a net loss for the three months ended June 30, 1996 of $2,752, or $0.01 per share, as compared with net income of $4,377, representing $0.01 per share for the three months ended June 30, 1995. Net income was $12,286 and $8,696 for the six months ended June 30, 1996 and 1995, respectively, and net income per share was $0.04 and $0.03, respectively.

CASH FLOW

         For both the six months ended June 30, 1996 and 1995, the Company's principal source and use of cash flow was from operating activities, primarily for the purchase and sale of marketable equity securities and rental income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $262,000 of cash and cash equivalents at June 30, 1996. The Company had net working capital of approximately $250,000 at June 30, 1996.

         During July 1993, the Company's Board of Directors authorized the repurchase by the Company of odd lot shares of its Common Stock out of funds legally available therefor in addition to shares purchased under previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so and believed to be in the best interests of its shareholders. The Company repurchased approximately 18,000 shares of its Common Stock during the six months ended June 30, 1996.

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


                                         TLM  CORPORATION

Dated:           July 22, 1996           By    /s/ Robert Price
                                              ------------------------------

                                         Robert Price
                                         Director and President
                                         (Principal Executive  Officer)

Dated:           July 22, 1996           By    /s/ Kim I. Pressman
                                              ------------------------------

                                         Kim I. Pressman
                                         Director and Chairman,
                                         Vice President and Treasurer
                                         (Principal Accounting and Financial
                                         Officer)

                                EXHIBITS INDEX



EXHIBIT No.                                  DESCRIPTION


     27                             FINANCIAL DATA SCHEDULE