Form 10QSB
period 1996-09-30
TLM CORP
filed 1996-10-30
CIK 96959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

Commission file number 0-5634.

                                 TLM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               NEVADA                                      87-0263297
-----------------------------------              -------------------------------
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

Yes    x     No
   ---------   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

257,172 shares of Common Stock, par value $.01 per share, outstanding as of October 28, 1996.

                         TLM CORPORATION AND SUBSIDIARY

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                               September 30, 1996



PART  I - FINANCIAL INFORMATION

                                                                              Page
         ITEM 1.  FINANCIAL STATEMENTS  (UNAUDITED)                          Number
                                                                             ------

         Consolidated Balance Sheet at September 30, 1996 ................     3

         Consolidated Statements of Operations for the Three and Nine
                  Months ended September 30, 1996 and 1995 ...............     4

         Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended September 30, 1996 and 1995 ..     5

         Notes to Consolidated Financial Statements ......................     6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..........     7


PART II - OTHER INFORMATION ..............................................     9


         SIGNATURES ......................................................    10

                         TLM CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996

                                   (Unaudited)

ASSETS
Current Assets:
  Cash                                              $   264,324
  Other current assets                                    6,450
                                                    -----------
     Total current assets                               270,774

Building at cost, net of accumulated
  depreciation of $64,347                               614,659
Goodwill, net of accumulated
  amortization of $1,496                                 14,351
                                                    -----------

     Total assets                                   $   899,784
                                                    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses             $    24,065
                                                    -----------
     Total current liabilities                           24,065

Long-term note payable - related party,
  net of unamortized discount of $35,208                504,792
Net deferred tax liability                               30,532

Shareholders' Equity:
  Preferred stock, $.01 par value;  authorized
    20,000,000 shares; no shares issued                      --
  Common stock, $.01 par value; authorized
    20,000,000 shares; issued and outstanding
    260,472 shares                                        2,605
  Additional paid-in capital                          1,490,071
  Retained deficit                                   (1,152,281)
                                                    -----------
     Total shareholders' equity                         340,395
                                                    -----------

     Total liabilities and shareholders' equity     $   899,784
                                                    ===========

           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                          Three months ended                Nine months ended
                                                             September 30,                    September 30,
                                                      ----------------------------     ----------------------------
                                                          1996            1995             1996           1995
                                                          ----            ----             ----           ----
Income:
    Rental income                                      $ 32,250        $  32,250        $ 96,750       $  96,750
    Interest and dividends                                3,377            2,211           9,094           6,640
    Gain (loss) on sale of marketable securities              0           (2,603)          7,887           5,598
                                                       --------        ---------        --------       ---------
                                                         35,627           31,858         113,731         108,988
                                                       --------        ---------        --------       ---------

Expenses:
    General and administrative expenses                  20,399           42,060          46,139          70,883
    Depreciation and amortization                         6,948            6,948          20,844          20,844
    Interest expense                                     11,867           11,322          35,249          34,175
                                                       --------        ---------        --------       ---------
                                                         39,214           60,330         102,232         125,902
                                                       --------        ---------        --------       ---------

    (Loss) income from operations                        (3,587)         (28,472)         11,499         (16,914)

Other income                                                  0          150,000               0         150,000
                                                       --------        ---------        --------       ---------

(Loss) income before taxes                               (3,587)         121,528          11,499         133,086

Income tax expense                                        1,400           17,634           4,200          20,496
                                                       --------        ---------        --------       ---------

Net (loss) income                                      $ (4,987)       $ 103,894        $  7,299       $ 112,590
                                                       ========        =========        ========       =========

(Loss) income per share                                $  (0.02)       $    0.35        $   0.03       $    0.36
                                                       ========        =========        ========       =========



           See accompanying notes to consolidated financial statements

                         TLM CORPORATION AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                   Nine months ended September 30,
                                                   -------------------------------
                                                         1996           1995
                                                      ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $  43,994      $ 149,634
                                                      ---------      ---------


CASH FLOWS USED IN FINANCING ACTIVITIES:
  Repurchase of common stock                            (35,698)       (61,606)
                                                      ---------      ---------
Net cash used in financing activities                   (35,698)       (61,606)
                                                      ---------      ---------


Net increase in cash and cash equivalents                 8,296         88,028
Cash and cash equivalents, beginning of period          256,028        153,178
                                                      ---------      ---------

Cash and cash equivalents, end of period              $ 264,324      $ 241,206
                                                      =========      =========



Supplemental disclosure of cash flow information:
  Income taxes paid, net                              $      --      $   1,000
                                                      =========      =========
  Interest paid                                       $  20,250      $  36,912
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

2.       PER SHARE DATA

         Income per common share is based on income for the period divided by the weighted average number of common shares outstanding during the period, which was approximately 267,000 and 274,000 for the three and nine months ended September 30, 1996, and 296,000 and 317,000 for the three and nine months ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The Company's main sources of revenues are income from the rental of the Nashville, Tennessee office building and the investment of its liquid assets in money market, government, equity, debt or other securities.

         The Company had a net loss for the three months ended September 30, 1996 of $4,987, or $.02 per share, as compared with the net income of $103,894, representing $.35 per share for the three months ended September 30, 1995. Net income was $7,299 and $112,590 for the nine months ended September 30, 1996 and 1995, respectively, and net income per share was $.03 and $.36, respectively.

         Net income for the three and nine months ended September 30, 1996 decreased approximately $105,000 from the corresponding periods in 1995. This is due to a one-time consulting project during the third quarter of 1995 which resulted in $150,000 of other income for the Company. This $150,000 decrease in other income was partially offset by a decrease in overall general & administrative expenses.

CASH FLOW

         For both the nine months ended September 30, 1996 and 1995, the Company's principal source and use of cash flow was from operating activities, primarily for the purchase and sale of marketable equity securities and rental income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $264,000 of cash and cash equivalents at September 30, 1996. The Company had net working capital of approximately $247,000 at September 30, 1996.

         During July 1993, the Company's Board of Directors authorized the repurchase by the Company of odd lot shares of its Common Stock out of funds legally available therefore in addition to shares purchased under previous authorizations. The Company is authorized to make such purchases from time to time in the market or in privately negotiated transactions when it is legally permissible to do so and believed to be in the best interests of its shareholders. The Company repurchased approximately 27,000 shares of its Common Stock during the nine months ended September 30, 1996.




            (The remainder of this page was left blank intentionally)

PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None.

Item 2.           CHANGES IN SECURITIES

                  None.

Item 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

Item 5.           OTHER INFORMATION

                  None.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TLM CORPORATION

Dated:            October 29, 1996          By    /s/ Robert Price
                                                  _______________________

                                  Robert Price
                                  Director and President
                                  (Principal Executive  Officer)


Dated:            October 29, 1996          By    /s/ Kim I. Pressman
                                                  _______________________

                                  Kim I. Pressman
                                  Director and Chairman,
                                  Vice President and Treasurer
                                  (Principal Accounting and Financial Officer)

                                EXHIBIT INDEX


EXHIBIT NO.                                      DESCRIPTION

    27                                    FINANCIAL DATA SCHEDULE